Form 10-Q
period 2023-10-31
Guru App Factory Corp
filed 2023-12-11
CIK 1989788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-274641

GURU APP FACTORY CORP.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

7371

(Primary Standard Industrial Classification Code Number)

98-1726952

(IRS Employer Identification No.)

74 Norfolk House Rd

London SW16 1JH, UK

Tel: +447944544871

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐      No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 11, 2023
Common Stock, $0.001	4,000,000

2 | Page

PART I. FINANCIAL INFORMATION

GURU APP FACTORY CORP. BALANCE SHEETS
	OCTOBER 31, 2023 Unaudited	JULY 31, 2023 Audited
ASSETS
Current Assets
Cash and cash equivalents	$749	$4,064
Computer software	3,978	-
Total current assets	4,727	4,064
TOTAL ASSETS	$4,727	$4,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$825
Prepaid sales	2,000	-
Total current liabilities	3,303	825
Total Liabilities	3,303	825

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in-capital	-	-
Accumulated deficit	(2,576)	(761)
Total Stockholders’ Equity	1,424	3,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,727	$4,064

The accompanying notes are an integral part of these financial statements.

3 | Page

GURU APP FACTORY CORP.

STATEMENT OF OPERATIONS

Unaudited

THREE MONTHS ENDED OCTOBER 31, 2023
Revenue	$15,000

OPERATING EXPENSES
Cost of goods sold	6,500
General and administrative expenses	10,315
Total operating expenses	(16,815)
Loss before provision for income taxes	(1,815)
Provision for income taxes	-
Net loss	$(1,815)

Loss per common share: Basic and Diluted	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

GURU APP FACTORY CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

Unaudited

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In-Capital	Deficit	Total
Balances as of July 31, 2023	4,000,000	$4,000	$-	$(761)	$3,239
Net loss	-	-	-	(1,815)	(1,815)
Balances as of October 31, 2023	4,000,000	$4,000	$-	$(2,576)	$1,424

The accompanying notes are an integral part of these financial statements.

5 | Page

GURU APP FACTORY CORP.

STATEMENT OF CASH FLOWS

Unaudited

THREE MONTHS ENDED OCTOBER 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,815)
Prepaid sales	2,000
Net cash used in operating activities	185

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	(3,978)
Net cash used in investing activities	(3,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	478
Proceeds from Issuance of Common Stock	-
Net cash provided by financing activities	478
Change in cash and equivalents	(3,315)
Cash and equivalents at beginning of the period	4,064
Cash and equivalents at end of the period	$749

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

GURU APP FACTORY CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED OCTOBER 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The company plans to develop mobile applications and provide software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2023 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 7, 2023) to October 31, 2023 of $2,576. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

7 | Page

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable and advances from related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”.

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;

-	Identification of the performance obligations in the contract;

-	Determination of the transaction price;

-	Allocation of the transaction price to the performance obligations in the contract; and

-	Recognition of revenue when a performance obligation is satisfied by transferring the promised service to the customer, either over time or at a point in time, as specified in the contract.

In the first quarter ended October 31, 2023, all revenue was from one customer. The revenue was recognized at the point in time when the Company performed the service and the customer received and accepted it. In a typical Company’s contract, the identified performance obligations are distinct services that are promised in a contract, customization or integration and material rights. A performance obligation is settled at the point in time when the service is performed, delivered, and accepted by the customer.

8 | Page

Earnings per Share

The company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since March 7, 2023 (Inception) through October 31, 2023, the Company’s sole officer and director loaned the Company $1,303 to pay for incorporation costs.  As of October 31, 2023, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured. On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to our sole officer and director in consideration of $4,000.

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

As of October 31, 2023, the Company had 4,000,000 shares issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2023 to December 11, 2023 the date the financial statements were issued and has determined that there are the following items to disclose:

On November 30, 2023 the Company received the final payment of $8,000 for application development. During November and December 2023, the Company sold 588,000 shares in its public offering for total proceeds of $11,760.

9 | Page

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Guru App Factory Corp. was incorporated in Nevada on March 7, 2023. We are development stage company and intend to commence operations in the mobile application development businesses and have earned limited revenue.

We plan to develop, publish, and sell mobile applications on the iOS and Google Play platforms. The Company also plans to maintain a portfolio of its own products and track the user download statistics. Guru App Factory Corp. intends to generate revenues from the Apps development for third parties as well as the sale of branded advertisements and via consumer transactions, including in-app purchases in its own applications.

Alongside with mobile apps related services we intend to provide software development consulting services. We plan to offer the other services to small and medium companies involved in various parts of the IT industry and companies providing services to IT entities, the list of which can be extended or shortened depending on their profitability and popularity with the customers:

-Consulting services in software development business;

-Consulting services in data encryption;

-Consulting services in blockchain operation and development;

-Software development using encryption and data protection.

RESULTS OF OPERATION

As of October 31, 2023, we had an accumulated deficit of $2,576. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2023

Revenue

During the three-month period ended October 31, 2023, the Company had $15,000 in revenue.

Operating Expenses

During the three-month period ended October 31, 2023, we incurred total operating expenses of $16,815. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

10 | Page

Net Loss

Our net loss for the three-month period ended October 31, 2023 was $1,815.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2023 our total assets were $4,727 compared to $4,064 in total assets at July 31, 2023. As at October 31, 2023, our total liabilities were $3,303 compared to $825 as of July 31, 2023.

Stockholders’ equity was $1,424 as of October 31, 2023 compared to $3,239 as of July 31, 2023.

Cash Flows from Operating Activities

For the three-month period ended October 31, 2023, net cash used in operating activities was $185, consisting of net loss of $1,815 and prepaid sales of $2,000.

Cash Flows from Investing Activities

For the three-month period ended October 31, 2023, net cash used in investing activities was $3,978.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended October 31, 2023 were $478, consisting entirely of advances from a related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended October 31, 2023.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended October 31, 2023.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

13 | Page

Item 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURU APP FACTORY CORP.

Dated: December 11, 2023	By:	/s/ Deniss Volkovs
Deniss Volkovs, President and Chief Executive Officer and Chief Financial Officer

15 | Page