Form 10-Q
period 2024-01-31
Guru App Factory Corp
filed 2024-03-13
CIK 1989788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 13, 2024
Common Stock, $0.001	6,786,000

PART I. FINANCIAL INFORMATION

GURU APP FACTORY CORP. BALANCE SHEETS
	JANUARY 31, 2024 Unaudited	JULY 31, 2023 Audited
ASSETS
Current Assets
Cash and cash equivalents	$22,848	$4,064
Computer software	5,712	-
Total current Assets	28,560	4,064
Non-Current Assets
Intangible assets	12,000	-
Total non-current assets	12,000	-
TOTAL ASSETS	$40,560	$4,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$825
Accounts payable	2,000	-
Total current liabilities	3,303	825
Total Liabilities	3,303	825

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,861,000 and 4,000,000 shares issued and outstanding as of January 31, 2024 and July 31, 2023	5,861	4,000
Additional paid-in-capital	35,359	-
Accumulated deficit	(3,963)	(761)
Total Stockholders’ Equity	37,257	3,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,560	$4,064

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENT OF OPERATIONS

Unaudited

	THREE MONTHS ENDED JANUARY 31, 2024	SIX MONTHS ENDED JANUARY 31, 2024
Revenue	$10,000	$25,000

OPERATING EXPENSES
Cost of goods sold	5,000	11,500
General and administrative expenses	6,387	16,702
Total operating expenses	(11,387)	(28,202)
Loss before provision for income taxes	(1,387)	(3,202)
Provision for income taxes	-	-
Net loss	$(1,387)	$(3,202)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,832,707	4,416,353

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

Unaudited

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of July 31, 2023	4,000,000	$4,000	$-	$(761)	$3,239
Net loss	-	-	-	(1,815)	(1,815)
Balances as of October 31, 2023	4,000,000	4,000	-	(2,576)	1,424
Shares issued at $0.02	1,861,000	1,861	35,359	-	37,220
Net loss	-	-	-	(1,387)	(1,387)
Balances as of January 31, 2024	5,861,000	$5,861	$35,359	$(3,963)	37,257

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENT OF CASH FLOWS

Unaudited

SIX MONTHS ENDED JANUARY 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,202)
Amortization expense	266
Accounts payable	2,000
Net cash used in operating activities	(936)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	(17,978)
Net cash used in investing activities	(17,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	478
Proceeds from Issuance of Common Stock	37,220
Net cash provided by financing activities	37,698
Change in cash and equivalents	18,784
Cash and equivalents at beginning of the period	4,064
Cash and equivalents at end of the period	$22,848

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JANUARY 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The company plans to develop mobile applications and provide software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 7, 2023) to January 31, 2024 of $3,963. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024.

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

In the first two quarters ended January 31, 2024, all revenues were from two customers. The revenue was recognized at the point in time when the Company performed the service and the customer received and accepted it. In a typical Company’s contract, the identified performance obligations are distinct services that are promised in a contract, customization or integration and material rights. A performance obligation is settled at the point in time when the service is performed, delivered, and accepted by the customer.

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

Depreciation Policy

The assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use.

Subsequent expenditure related to an item of the assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 5 years.

In accordance with ASC 985, "Software — Costs of Software to Be Sold, Leased, or Marketed," the Company capitalizes certain costs incurred in the software development phase after technological feasibility is established and before the product is available for general release to customers. The amortization commences when the product is available for general release and is recorded over the product's estimated useful life using the straight-line method. The estimated useful life reflects the period over which the software product is expected to provide economic benefits to the Company. The Company evaluates the remaining useful lives of these intangible assets on an annual basis to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. If such events or changes in circumstances occur, the amortization period is adjusted accordingly.

The Company reviews its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is determined through various valuation techniques, including discounted cash flows and market value assessments, where applicable.

The Company performs its annual impairment review as of July 31 each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the long-lived assets below their carrying values. Examples of such events or changes in circumstances include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse changes in legal factors or in the business climate that could affect the value of the asset, including adverse action or assessment by a regulator.

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

Since March 7, 2023 (Inception) through January 31, 2024, the Company’s sole officer and director loaned the Company $1,303 to pay for incorporation costs. As of January 31, 2024, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured. On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to our sole officer and director in consideration of $4,000.

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

In the second quarter ended January 31, 2024, the Company issued 1,861,000 shares of its common stock at $0.02 per share for total proceeds of $37,220.

As of January 31, 2024, the Company had 5,861,000 shares issued and outstanding.

NOTE 6 – INTANGIBLE ASSETS

As of January 31, 2024 the Company’s intangible assets were 12,000. The intangible assets consist of software development.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2024 to March 13, 2024 the date the financial statements were issued and has determined that there are the following items to disclose:

In February and March 2024, the Company sold 925,000 shares in its public offering for total proceeds of $18,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Guru App Factory Corp., a development-stage company, was incorporated in Nevada on March 7, 2023. We are in the mobile application development business. We develop, publish, and sell mobile applications on the iOS and Google Play platforms. The Company also plans to maintain a portfolio of its own products and track the user download statistics. Guru App Factory Corp. generates revenues from the Apps development for third parties as well as the sale of branded advertisements and via consumer transactions, including in-app purchases in its own applications.

Alongside mobile app-related services, we also provide software development consulting services. We offer these services to small and medium-sized companies involved in various sectors of the IT industry, as well as to companies that provide services to IT entities. The list of services can be extended or shortened based on their profitability and popularity with our customers:

- Consulting services in software development business;

- Consulting services in data encryption;

- Consulting services in blockchain operation and development;

- Software development with a focus on encryption and data protection.

RESULTS OF OPERATION

As of January 31, 2024, we had an accumulated deficit of $3,963. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended January 31, 2024

Revenue

During the three-month period ended January 31, 2024, the Company had $10,000 in revenue.

Operating Expenses

During the three-month period ended January 31, 2024, we incurred total operating expenses of $11,387. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended January 31, 2024 was $1,387.

Six Month Period Ended January 31, 2024

Revenue

During the six-month period ended January 31, 2024, the Company had $25,000 in revenue.

Operating Expenses

During the six-month period ended January 31, 2024, we incurred total operating expenses of $28,202. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six-month period ended January 31, 2024 was $3,202.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2024 our total assets were $40,560 compared to $4,064 in total assets at July 31, 2023. As at January 31, 2024, our total liabilities were $3,303 compared to $825 as of July 31, 2023.

Stockholders’ equity was $37,257 as of January 31, 2024 compared to $3,239 as of July 31, 2023.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2024, net cash used in operating activities was $936, consisting of net loss of $3,202, amortization expenses of $266 and accounts payable of $2,000.

Cash Flows from Investing Activities

For the six-month period ended January 31, 2024, net cash used in investing activities was $17,978.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended January 31, 2024 were $37,698, consisting of $478 loan from related party and $37,220 proceeds from issuance of common stock.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2024 period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended January 31, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended January 31, 2024.

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

GURU APP FACTORY CORP.

Dated: March 13, 2024	By:	/s/ Deniss Volkovs
Deniss Volkovs President and Chief Executive Officer and Chief Financial Officer

