Form 10-Q
period 2024-04-30
Guru App Factory Corp
filed 2024-06-14
CIK 1989788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 14, 2024
Common Stock, $0.001	7,106,000

GURU APP FACTORY CORP.

PART I FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

GURU APP FACTORY CORP. BALANCE SHEETS

	APRIL 30, 2024 Unaudited	JULY 31, 2023 Audited
ASSETS
Current Assets
Cash and cash equivalents	$30,324	$4,064
Accounts Receivable	25,000	-
Computer software	5,413	-
Total current Assets	60,737	4,064
Non-Current Assets
Intangible assets	10,000	-
Total non-current assets	10,000	-
TOTAL ASSETS	$70,737	$4,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$825
Accounts payable	10,000	-
Prepaid sales	13,500	-
Total current liabilities	24,803	825
Total Liabilities	24,803	825

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,106,000 and 4,000,000 shares issued and outstanding as of April 30, 2024 and July 31, 2023	7,106	4,000
Additional paid-in-capital	59,014	-
Accumulated deficit	(20,186)	(761)
Total Stockholders’ Equity	45,934	3,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,737	$4,064

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

Unaudited

	THREE MONTHS ENDED APRIL 30, 2024	FOR THE PERIOD FROM INCEPTION (MARCH 7, 2023) TO APRIL 30, 2023	NINE MONTHS ENDED APRIL 30, 2024
Revenue	$53,000	$-	$78,000

OPERATING EXPENSES
Cost of goods sold	40,500	-	52,000
General and administrative expenses	28,723	725	45,425
Total operating expenses	(69,223)	(725)	(97,425)
Loss before provision for income taxes	(16,223)	(725)	(19,425)
Provision for income taxes	-	-	-
Net loss	$(16,223)	$(725)	$(19,425)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,579,384	-	5,132,120

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2024

Unaudited

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 7, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	4,000,000	4,000	-	-	4,000
Net loss	-	-	-	(761)	(761)
Balances as of July 31, 2023	4,000,000	4,000	-	(761)	3,239
Net loss	-	-	-	(1,815)	(1,815)
Balances as of October 31, 2023	4,000,000	4,000	-	(2,576)	1,424
Shares issued at $0.02	1,861,000	1,861	35,359	-	37,220
Net loss	-	-	-	(1,387)	(1,387)
Balances as of January 31, 2024	5,861,000	5,861	35,359	(3,963)	37,257
Shares issued at $0.02	1,245,000	1,245	23,655	-	24,900
Net loss	-	-	-	(16,223)	(16,223)
Balances as of April 30, 2024	7,106,000	$7,106	$59,014	$(20,186)	45,934

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

Unaudited

	NINE MONTHS ENDED APRIL 30, 2024	FOR THE PERIOD FROM INCEPTION (MARCH 7, 2023) TO APRIL 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,425)	$(725)
Amortization expense	565	-
Accounts payable	10,000	-
Prepaid sales	13,500	-
Accounts Receivable	(25,000)	-
Net cash used in operating activities	(20,360)	(725)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	(15,978)	-
Net cash used in investing activities	(15,978)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	478	725
Proceeds from Issuance of Common Stock	62,120	-
Net cash provided by financing activities	62,598	725
Change in cash and equivalents	26,260	-
Cash and equivalents at beginning of the period	4,064	-
Cash and equivalents at end of the period	$30,324	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED APRIL 30, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The company to develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 7, 2023) to April 30, 2024 of $20,186. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2024.

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

In the first three quarters ended April 30, 2024, all revenues were from three customers. The revenue was recognized at the point in time when the Company performed the service and the customer received and accepted it. In a typical Company’s contract, the identified performance obligations are distinct services that are promised in a contract, customization or integration and material rights. A performance obligation is settled at the point in time when the service is performed, delivered, and accepted by the customer.

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

Since March 7, 2023 (Inception) through April 30, 2024, the Company’s sole officer and director loaned the Company $1,303 to pay for incorporation costs.  As of April 30, 2024, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured. On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to our sole officer and director in consideration of $4,000.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

In the second quarter ended April 30, 2024, the Company issued 1,861,000 shares of its common stock at $0.02 per share for total proceeds of $37,220.

In the third quarter ended April 30, 2024, the Company issued 1,245,000 shares of its common stock at $0.02 per share for total proceeds of $24,900.

As of April 30, 2024, the Company had 7,106,000 shares issued and outstanding.

NOTE 6 -  INTANGIBLE ASSETS

As of April 30, 2024 the Company’s intangible assets were $10,000. The intangible assets consist of software development.

NOTE 7 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2024 to June 14, 2024 the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of April 30, 2024, we had an accumulated deficit of $20,186. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended April 30, 2024

Revenue

During the three-month period ended April 30, 2024, the Company had $53,000 in revenue compared to $0 during the period from inception (March 7, 2023) to April 30, 2023.

Operating Expenses

During the three-month period ended April 30, 2024, we incurred total operating expenses of $69,223 compared to $725 during the period from inception (March 7, 2023) to April 30, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended April 30, 2024 was $16,223 compared to $725 during the period from inception (March 7, 2023) to April 30, 2023.

Nine Month Period Ended April 30, 2024

Revenue

During the nine-month period ended April 30, 2024, the Company had $78,000 in revenue.

Operating Expenses

During the nine-month period ended April 30, 2024, we incurred total operating expenses of $97,425. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine-month period ended April 30, 2024 was $19,425.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2024 our total assets were $70,737 compared to $4,064 in total assets at July 31, 2023. As at April 30, 2024, our total liabilities were $24,803 compared to $825 as of July 31, 2023.

Stockholders’ equity was $45,934 as of April 30, 2024 compared to $3,239 as of July 31, 2023.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2024, net cash used in operating activities was $20,360, consisting of net loss of $19,425, amortization expenses of $565, increase in accounts payable of $10,000, increase in prepaid sales of $13,500 and increase in accounts receivable of $25,000.

For the period from inception (March 7, 2023) to April 30, 2023, net cash used in operating activities was $725, consisting entirely of net loss.

Cash Flows from Investing Activities

For the nine-month period ended April 30, 2024, net cash used in investing activities was $15,978.

For the period from inception (March 7, 2023) to April 30, 2023, net cash used in investing activities was $0.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended April 30, 2024 were $62,598, consisting of $478 loan from related party and $62,120 proceeds from issuance of common stock.

Cash flows provided by financing activities during the period from inception (March 7, 2023) to April 30, 2023  were $725, consisting entirely of loan from related party.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended April 30, 2024 period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended April 30, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended April 30, 2024.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURU APP FACTORY CORP.

Dated: June 14, 2024	By:	/s/ Deniss Volkovs
Deniss Volkovs President and Chief Executive Officer and Chief Financial Officer

