Form 10-K
period 2024-07-31
Guru App Factory Corp
filed 2024-11-08
CIK 1989788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549he

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JULY 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 5, 2024, the registrant had 7,106,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 5, 2024.

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean GURU APP FACTORY CORP. unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Guru App Factory Corp., a development-stage company, was incorporated in Nevada on March 7, 2023. We are in the business of developing mobile applications and providing software development services. We develop, publish, and sell mobile applications on the iOS and Google Play platforms. Guru App Factory Corp. generates revenues from the Apps development for third parties as well as the sale of branded advertisements and via consumer transactions, including in-app purchases in its own applications.

Alongside our mobile app-related services, we also provide software development consulting services. We offer these services to small and medium-sized companies across various sectors of the IT industry, as well as to companies that provide services to IT entities. The list of services can be expanded or reduced based on their profitability and popularity with our customers:

•	Comprehensive software development services
•	Consulting services in the software development business
•	Consulting services in data encryption
•	Consulting services in blockchain operations and development
•	Software development with a focus on encryption and data protection

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

3 | Page

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third party service providers. Our primary third party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2024.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

4 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 2, 2024, the 7,106,000 issued and outstanding shares of common stock were held by a total of 55 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. The following accounting policies are deemed critical as they involve significant judgment and could materially affect the financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, 'Revenue from Contracts with Customers,' and applies ASC 340, 'Other Assets and Deferred Costs,' for the recognition and measurement of contract costs.

In the Notes to the Audited Financial Statements, specifically on page F-7, the Company provides detailed disclosures regarding its revenue recognition policy.

RESULTS OF OPERATION

As of July 31, 2024, we had an accumulated deficit of $23,733. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended July 31, 2024 compared to the period from Inception (March 7, 2023) to July 31, 2023

Revenue

During the year ended July 31, 2024, the Company had $82,500 in revenue compared to $0 during the period from inception (March 7, 2023) to July 31, 2023. This growth was primarily driven by the launch of our products and services.

Operating Expenses

During the year ended July 31, 2024, we incurred total operating expenses of $105,472 compared to $761 during the period from inception (March 7, 2023) to July 31, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended July 31, 2024 was $22,972 compared to $761 during the period from inception (March 7, 2023) to July 31, 2023.

6 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2024 our total assets were $68,190 compared to $4,064 in total assets at July 31, 2023. As at July 31, 2024, our total liabilities were $25,803 compared to $825 as of July 31, 2023.

Stockholders’ equity was $42,387 as of July 31, 2024 compared to $3,239 as of July 31, 2023.

Cash Flows from Operating Activities

For the year ended July 31, 2024, net cash from operating activities was $2,359, consisting of net loss of $22,972, amortization expenses of $831, increase in accounts payable of $10,000 and increase in prepaid sales of $14,500.

For the period from inception (March 7, 2023) to July 31, 2023, net cash used in operating activities was $761, consisting entirely of net loss.

Cash Flows from Investing Activities

For the year ended July 31, 2024, net cash used in investing activities was $45,978.

For the period from inception (March 7, 2023) to July 31, 2023, net cash used in investing activities was $0.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended July 31, 2024 were $62,598, consisting of $478 loan from related party and $62,120 proceeds from issuance of common stock.

Cash flows provided by financing activities during the period from inception (March 7, 2023) to July 31, 2023 were $4,825, consisting of $825 loan from related party and $4,000 proceeds from issuance of common stock.

7 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

8 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Guru App Factory Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guru App Factory Corp. (“the Company”) as of July 31, 2024 and 2023, and the related statements of operations, changes in stockholder’s equity, and cash flows, for the year ended July 31, 2024 and for the period from March 7, 2023 (inception) through July 31,2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended July 31, 2024 and for the period from March 7, 2023 (inception) to July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023 Spokane, Washington
November 5, 2024

GURU APP FACTORY CORP.

BALANCE SHEETS

Audited

	JULY 31, 2024	JULY 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$23,043	$4,064
Contract Assets	40,000	-
Total current Assets	63,043	4,064
Non-Current Assets
Computer software	5,147	-
Total non-current assets	5,147	-
TOTAL ASSETS	$68,190	$4,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$825
Accounts payable	10,000	-
Prepaid sales	14,500	-
Total current liabilities	25,803	825
Total Liabilities	25,803	825

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,106,000 and 4,000,000 shares issued and outstanding as of July 31, 2024 and July 31, 2023	7,106	4,000
Additional paid-in-capital	59,014	-
Accumulated deficit	(23,733)	(761)
Total Stockholders’ Equity	42,387	3,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,190	$4,064

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

Audited

	FOR THE YEAR ENDED JULY 31, 2024	FOR THE PERIOD FROM INCEPTION (MARCH 7, 2023) TO JULY 31, 2023
Revenue	$82,500	$-

OPERATING EXPENSES
Development expenses	52,000	-
General and administrative expenses	53,472	761
Total operating expenses	(105,472)	(761)
Loss before provision for income taxes	(22,972)	(761)
Provision for income taxes	-	-
Net loss	$(22,972)	$(761)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,642,309	4,000,000

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED July 31, 2023 And July 31, 2024

Audited

			Additional
	Common Stock		Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 7, 2023 (Inception)	-	$-	$-	$-	$-
Shares issued	4,000,000	4,000	-	-	4,000
Net loss	-	-	-	(761)	(761)
Balances as of July 31, 2023	4,000,000	4,000	-	(761)	3,239
Shares issued at $0.02	3,106,000	3,106	59,014	-	62,120
Net loss	-	-	-	(22,972)	(22,972)
Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	42,387

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

Audited

	FOR THE YEAR ENDED JULY 31, 2024	FOR THE PERIOD FROM INCEPTION (MARCH 7, 2023) TO JULY 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,972)	$(761)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	831	-
Changes in assets and liabilities
Accounts payable	10,000	-
Prepaid sales	14,500	-
Change it contract assets	(40,000)	-
Net cash from (used in) operating activities	(37,641)	(761)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	(5,978)	-
Net cash used in investing activities	(5,978)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	478	825
Proceeds from Issuance of Common Stock	62,120	4,000
Net cash provided by financing activities	62,598	4,825
Change in cash and equivalents	18,979	4,064
Cash and equivalents at beginning of the period	4,064	-
Cash and equivalents at end of the period	$23,043	$4,064

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JULY 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The Company develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 7, 2023) to July 31, 2024 of $23,733. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2024.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, 'Revenue from Contracts with Customers,' and applies ASC 340, 'Other Assets and Deferred Costs,' for the recognition and measurement of contract costs.

Contract Assets (ASC 606)

Under ASC 606, "Revenue from Contracts with Customers," the company recognizes contract assets when it has transferred goods or services to a customer but has not yet established a right to payment. This typically occurs in the following scenarios:

•	Performance Obligations: Contract assets arise when the company fulfills its performance obligations under a contract before invoicing the customer.
•	Measurement: Contract assets are measured at the amount of consideration the company expects to receive in exchange for those goods or services.

Contract Costs (ASC 340)

Under ASC 340, "Other Assets and Deferred Costs," the company recognizes costs that are incurred to obtain or fulfill a contract, which are capitalized as contract costs. These costs are amortized over the expected life of the contract and are evaluated for impairment.

•	Recognition of Costs: Costs that relate directly to a contract and are expected to be recovered are recognized as contract costs.
•	Amortization: The amortization of contract costs is based on the pattern of transfer of the goods or services to the customer.

In the year ended July 31, 2024, all revenues were from three major customers. The Company recognizes revenue for three distinct service categories:

•	Consulting Services: Revenue is recognized at the point in time when consulting services are performed and accepted by the customer, satisfying the performance obligation.
•	Application Development Agreement: Revenue is recognized upon the delivery and acceptance of the application by the customer, as the performance obligations (customization and integration) are completed at that time.
•	Mobile App Development: Revenue is recognized when the mobile app is delivered, accepted, and operational, fulfilling the development and testing obligations.

Each of these services meets the criteria for recognition at a point in time when the performance obligations are completed, delivered, and accepted by the customer.

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

Since March 7, 2023 (Inception) through July 31, 2024, the Company’s sole officer and director loaned the Company $1,303 to pay for incorporation costs.  As of July 31, 2024, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured. On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to our sole officer and director in consideration of $4,000.

NOTE 5 - INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the period ended July 31, 2024 and 2023 is as follows:

	2024	2023
Tax benefit at U.S. statutory rate	$(4,824)	$(160)
Change in valuation allowance	4,824	160
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at July 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss	$4,824	$160
Valuation allowance	(4,824)	(160)

The Company has approximately $22,972 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2044. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of July 31, 2024, the Company had 7,106,000 shares issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2024 to November 5, 2024 the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

10 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Deniss Volkovs 74 Norfolk House Rd., London SW16 1JH, UK	37	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Deniss Volkovs has acted as our President, Treasurer, Secretary and sole Director since we incorporated on March 7, 2023. Mr. Volkovs owns 56.29% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Volkovs was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the last 10 years, Mr. Volkovs has been working as a freelance software developer on an outsource basis for entities and individuals from around the world.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended July 31, 2024 and July 31, 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Deniss Volkovs, President, Secretary and Treasurer	March 7, 2023 to July 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	August 1, 2023 to July 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of July 31, 2024, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

11 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Deniss Volkovs	4,000,000 shares of common stock (direct)	56.29%

The percentages below are based on 7,106,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to Deniss Volkovs, our sole officer and director in consideration of $4,000. Further, Mr. Volkovs has advanced funds to us.

Since March 7, 2023 (Inception) through July 31, 2024, Mr. Volkovs loaned the Company $1,303. As of July 31, 2024, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended July 31, 2024, we incurred approximately $16,500 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2023 and for the reviews of our financial statements for the quarters ended October 31, 2023, January 31, 2024 and April 30, 2024.

July 31, 2024
Audit Fees	$16,500
Audit Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$16,500

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

12 | Page

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURU APP FACTORY CORP.

Dated: November 5, 2024	By:	/s/ Deniss Volkovs
Deniss Volkovs, President and Chief Executive Officer and Chief Financial Officer

14 | Page