Form 10-Q
period 2024-10-31
Guru App Factory Corp
filed 2024-12-16
CIK 1989788

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 13, 2024
Common Stock, $0.001	7,106,000

2 | Page

GURU APP FACTORY CORP.

BALANCE SHEETS

	OCTOBER 31, 2024 Unaudited	JULY 31, 2024 Audited
ASSETS
Current Assets
Cash and cash equivalents	$25,369	$23,043
Contract Assets	60,000	40,000
Total current Assets	85,369	63,043
Non-Current Assets
Computer software	4,848	5,147
Total non-current assets	4,848	5,147
TOTAL ASSETS	$90,217	$68,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$1,303
Accounts payable	83	10,000
Prepaid sales	50,000	14,500
Total current liabilities	51,386	25,803
Total Liabilities	51,386	25,803

Commitments and contingencies	$-	$-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 shares issued and outstanding	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(27,289)	(23,733)
Total Stockholders’ Equity	38,831	42,387
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,217	$68,190

The accompanying notes are an integral part of these financial statements.

3 | Page

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED OCTOBER 31, 2024	THREE MONTHS ENDED OCTOBER 31, 2023
Revenue	$4,500	$15,000

OPERATING EXPENSES
Development expenses	-	6,500
General and administrative expenses	8,056	10,315
Total operating expenses	8,056	16,815
Loss before provision for income taxes	(3,556)	(1,815)
Provision for income taxes	-	-
Net loss	$(3,556)	$(1,815)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,106,000	4,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS PERIODS ENDED OCTOBER 31, 2023 AND OCTOBER 31, 2024

UNAUDITED

			Additional
	Common Stock		Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 31, 2023	4,000,000	$4,000	$-	$(761)	$3,239
Net loss	-	-	-	(1,815)	(1,815)
Balances as of October 31, 2023	4,000,000	4,000	$-	(2,576)	(1,424)

Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	42,387
Net loss	-	-	-	(3,556)	(3,556)
Balances as of October 31, 2024	7,106,000	$7,106	$59,014	$(27,289)	38,831

The accompanying notes are an integral part of these financial statements.

5 | Page

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

	THREE MONTHS ENDED OCTOBER 31, 2024	THREE MONTHS ENDED OCTOBER 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,556)	$(1,815)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	299	-
Changes in assets and liabilities
Accounts payable	(9,917)	-
Prepaid sales	35,500	2,000
Change it contract assets	(20,000)	-
Net cash from (used in) operating activities	2,326	185

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	-	(3,978)
Net cash used in investing activities	-	(3,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	478
Net cash provided by financing activities	-	478
Change in cash and equivalents	2,326	(3,315)
Cash and equivalents at beginning of the period	23,043	4,064
Cash and equivalents at end of the period	$25,369	$749

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

GURU APP FACTORY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The Company develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 7, 2023) to October 31, 2024 of $27,289. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

7 | Page

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2024.

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

8 | Page

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

For the three months period ended October 31, 2024, all revenues were from one customer. The Company recognizes revenue for three distinct service categories:

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

9 | Page

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

Since March 7, 2023 (Inception) through October 31, 2024, the Company’s sole officer and director loaned the Company $1,303 to pay for incorporation costs.  As of October  31, 2024, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured. On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to our sole officer and director in consideration of $4,000.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of October 31, 2024, the Company had 7,106,000 shares issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

10 | Page

PART I. FINANCIAL INFORMATION

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

RESULTS OF OPERATION

As of October 31, 2024, we had an accumulated deficit of $27,289. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2024

Revenue

During the three-month period ended October 31, 2024, the Company had $4,500 in revenue compared to $15,000 during the three-month period ended October 31, 2023.

Operating Expenses

During the three-month period ended October 31, 2024, we incurred total operating expenses of $8,056 compared to $16,815 during the three-month period ended October 31, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

11 | Page

Net Loss

Our net loss for the three-month period ended October 31, 2024 was $3,556 compared to $1,815 during the three-month period ended October 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2024 our total assets were $90,217 compared to $68,190 in total assets at July 31, 2024. As of October 31, 2024, our total liabilities were $51,386 compared to $25,803 as of July 31, 2024.

Stockholders’ equity was $38,831 as of October 31, 2024 compared to $42,387 as of July 31, 2024.

Cash Flows from Operating Activities

For the three-month period ended October 31, 2024, net cash from operating activities was $2,326, consisting of net loss of $3,556, amortization expenses of $299, decrease in accounts payable of $9,917, increase in prepaid sales of $35,500 and change in contract assets $20,000.

For the three-month period ended October 31, 2023, net cash from operating activities was $185, consisting of net loss of $1,815 and increase in prepaid sales of $2,000.

Cash Flows from Investing Activities

For the three-month period ended October 31, 2024, net cash used in investing activities was $0.For the three-month period ended October 31, 2023, net cash used in investing activities was $3,978.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended October 31, 2023 were $478, consisting entirely of loan from related party compared to $0 during the three-month period ended October 31, 2024.

12 | Page

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

GOING CONCERN

The independent auditors' report accompanying our October 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended October 31, 2024 period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

13 | Page

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended October 31, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended October 31, 2024.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

14 | Page

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

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURU APP FACTORY CORP.

Dated: December 13, 2024	By:	/s/ Deniss Volkovs
Deniss Volkovs, President and Chief Executive Officer and Chief Financial Officer

16 | Page