Form 10-Q
period 2025-01-31
Guru App Factory Corp
filed 2025-03-13
CIK 1989788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 12, 2025
Common Stock, $0.001	7,106,000

2 | Page

GURU APP FACTORY CORP.

BALANCE SHEETS

	JANUARY 31, 2025 Unaudited	JULY 31, 2024 Audited
ASSETS
Current Assets
Cash and cash equivalents	$4,629	$23,043
Contract Assets	-	40,000
Prepaid Expenses	11,782	-
Accounts Receivables	20,000	-
Total current Assets	36,411	63,043
Non-Current Assets
Computer software	4,549	5,147
Total non-current assets	4,549	5,147
TOTAL ASSETS	$40,960	$68,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$1,303
Accounts payable	-	10,000
Prepaid sales	5,000	14,500
Total current liabilities	6,303	25,803
Total Liabilities	6,303	25,803

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 shares issued and outstanding	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(31,463)	(23,733)
Total Stockholders’ Equity	34,657	42,387
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,960	$68,190

The accompanying notes are an integral part of these financial statements.

3 | Page

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED JANUARY 31, 2025	THREE MONTHS ENDED JANUARY 31, 2024	SIX MONTHS ENDED JANUARY 31, 2025	SIX MONTHS ENDED JANUARY 31, 2024
Revenue	$90,000	$10,000	$94,500	$25,000

OPERATING EXPENSES
Development expenses	70,000	5,000	70,000	11,500
General and administrative expenses	24,174	6,387	32,230	16,702
Total operating expenses	94,174	11,387	102,230	28,202
Loss before provision for income taxes	(4,174)	(1,387)	(7,730)	(3,202)
Provision for income taxes			-	-
Net loss	(4,174)	(1,387)	(7,730)	(3,202)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,106,000	4,832,707	7,106,000	4,416,353

The accompanying notes are an integral part of these financial statements.

4 | Page

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX AND THREE MONTH PERIODS ENDED JANUARY 31, 2024 AND JANUARY 31, 2025

UNAUDITED

			Additional
	Common Stock		Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 31, 2023	4,000,000	$4,000	$-	$(761)	$3,239
Net loss	-	-	-	(1,815)	(1,815)
Balances as of October 31, 2023	4,000,000	4,000	$-	(2,576)	1,424)
Shares issued at $0.02	1,861,000	1,861	35,359	-	37,220
Net loss	-	-	-	(1,387)	(1,387)
Balances as of January 31, 2024	5,861,000	$5,861	$35,359	$(3,963)	37,257

Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	42,387
Net loss	-	-	-	(3,556)	(3,556)
Balances as of October 31, 2024	7,106,000	7,106	59,014	(27,289)	38,831
Net loss	-	-	-	(4,174)	(4,174)
Balances as of January 31, 2025	7,106,000	$7,106	$59,014	$(31,463)	$34,657

The accompanying notes are an integral part of these financial statements.

5 | Page

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

	SIX MONTHS ENDED JANUARY 31, 2025	SIX MONTHS ENDED JANUARY 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,730)	$(3,202)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	598	266
Changes in assets and liabilities
Accounts payable	(10,000)	2,000
Prepaid sales	(9,500)
Accounts Receivables	(20,000)	-
Prepaid Expenses	(11,782)	-
Change in contract assets	40,000	-
Net cash (used in) operating activities	(18,414)	(936)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	-	(17,978)
Net cash used in investing activities	-	(17,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	478
Proceeds from Issuance of Common Stock	-	37,220
Net cash provided by financing activities	-	37,698
Change in cash and equivalents	(18,414)	18,784
Cash and equivalents at beginning of the period	23,043	4,064
Cash and equivalents at end of the period	$4,629	$22,848

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

GURU APP FACTORY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The Company develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 7, 2023) to January 31, 2025 of $31,463. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2025.

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

For the six months period ended January 31, 2025, substantially all revenues were from one customer. The Company recognizes revenue for three distinct service categories:

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

Since March 7, 2023 (Inception) through January 31, 2025, the Company’s sole officer and director loaned the Company $1,303 to pay for incorporation costs.  As of January 31, 2025, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured. On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to our sole officer and director in consideration of $4,000.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of January 31, 2025, the Company had 7,106,000 shares issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2025 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of January 31, 2025, we had an accumulated deficit of $31,463. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended January 31, 2025

Revenue

During the three-month period ended January 31, 2025, the Company had $90,000 in revenue compared to $10,000 during the three-month period ended January 31, 2024. The significant increase in revenue was primarily driven by the completion and delivery of software to a customer during the most recent quarter. As per the company's revenue recognition policy, revenue is recognized upon the fulfillment of performance obligations, which, in this case, occurred upon the successful delivery of the software. Since the project was completed and delivered within the quarter ended January 31, 2025, the associated revenue was recognized accordingly in this reporting period.

Operating Expenses

During the three-month period ended January 31, 2025, we incurred total operating expenses of $94,174 compared to $11,387 during the three-month period ended January 31, 2024. The increase in total operating was primarily due to higher general and administrative expenses, professional fees, and developmental costs incurred during the period. The increase reflects corporate overhead, financial and administrative contracted services, including legal and accounting expenses associated with compliance and reporting requirements, as well as developmental costs related to the completion and delivery of the company’s software project. These expenses were necessary to support the company’s growth and operational activities during the quarter.

11 | Page

Net Loss

Our net loss for the three-month period ended January 31, 2025 was $4,174 compared to $1,387 during the three-month period ended January 31, 2024.

Six Month Period Ended January 31, 2025

Revenue

During the six-month period ended January 31, 2025, the Company had $94,500 in revenue compared to $25,000 during the six-month period ended January 31, 2024. The significant increase in revenue was primarily driven by the completion and delivery of software to a customer during the most recent quarter. As per the company's revenue recognition policy, revenue is recognized upon the fulfillment of performance obligations, which, in this case, occurred upon the successful delivery of the software. Since the project was completed and delivered within the quarter ended January 31, 2025, the associated revenue was recognized accordingly in this reporting period.

Operating Expenses

During the six-month period ended January 31, 2025, we incurred total operating expenses of $102,230 compared to $28,202 during the six-month period ended January 31, 2024. The increase in total operating was primarily due to higher general and administrative expenses, professional fees, and developmental costs incurred during the period. The increase reflects corporate overhead, financial and administrative contracted services, including legal and accounting expenses associated with compliance and reporting requirements, as well as developmental costs related to the completion and delivery of the company’s software project. These expenses were necessary to support the company’s growth and operational activities.

Net Loss

Our net loss for the six-month period ended January 31, 2025 was $7,730 compared to $3,202 during the six-month period ended January 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2025 our total assets were $40,960 compared to $68,190 in total assets at July 31, 2024. As of January 31, 2025, our total liabilities were $6,303 compared to $25,803 as of July 31, 2024.

Stockholders’ equity was $34,657 as of January 31, 2025 compared to $42,387 as of July 31, 2024.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2025, net cash from operating activities was $18,414, consisting of net loss of $7,730, amortization expenses of $598, decrease in accounts payable of $10,000, increase in accounts receivables of $20,000, decrease in prepaid sales of $9,500, increase in prepaid expenses of $11,782 and change in contract assets $40,000.

For the six-month period ended January 31, 2024, net cash from operating activities was $936, consisting of net loss of $3,202, amortization expenses of $266 and increase in accounts payable of $2,000.

Cash Flows from Investing Activities

For the six-month period ended January 31, 2025, net cash used in investing activities was $0. For the six-month period ended January 31, 2024, net cash used in investing activities was $17,978.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended January 31, 2025 was $0. Cash flows provided by financing activities during the six-month period ended January 31, 2024 were $37,698, consisting of $478 loan from related party and $37,220 proceeds from issuance of common stock.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2025 period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended January 31, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended January 31, 2025.

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

GURU APP FACTORY CORP.

Dated: March 13, 2025	By:	/s/ Deniss Volkovs
Deniss Volkovs, President and Chief Executive Officer and Chief Financial Officer

16 | Page