Form 10-Q
period 2025-04-30
Guru App Factory Corp
filed 2025-07-15
CIK 1989788

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 20, 2025
Common Stock, $0.001	7,106,000

PART I FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

GURU APP FACTORY CORP.

BALANCE SHEETS

	APRIL 30, 2025 Unaudited	JULY 31, 2024 Audited
ASSETS
Current Assets
Cash and cash equivalents	$692	$23,043
Contract Assets	–	40,000
Prepaid Expenses	7,882	–
Accounts Receivables	–	–
Total current Assets	8,574	63,043
Non-Current Assets
Computer software	4,250	5,147
Total non-current assets	4,250	5,147
TOTAL ASSETS	$12,824	$68,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$1,303
Accounts payable	348	10,000
Prepaid sales	–	14,500
Total current liabilities	1,651	25,803
Total Liabilities	1,651	25,803

Commitments and contingencies	–	–

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 shares issued and outstanding	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(54,947)	(23,733)
Total Stockholders’ Equity	11,173	42,387
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,824	$68,190

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED APRIL 30, 2025	THREE MONTHS ENDED APRIL 30, 2024	NINE MONTHS ENDED APRIL 30, 2025	NINE MONTHS ENDED APRIL 30, 2024
Revenue	$–	$53,000	$94,500	$78,000

OPERATING EXPENSES
Development expenses	–	40,500	70,000	52,000
General and administrative expenses	23,484	28,723	55,715	45,425
Total operating expenses	23,484	69,223	125,715	97,425
Loss before provision for income taxes	(23,484)	(16,223)	(31,215)	(19,425)
Provision for income taxes	–	–	–	–
Net loss	(23,484)	(16,223)	(31,215)	(19,425)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,106,000	6,579,384	7,106,000	5,132,120

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE AND THREE MONTH PERIODS ENDED APRIL 30, 2024 AND APRIL 30, 2025

UNAUDITED

			Additional
	Common Stock		Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 31, 2023	4,000,000	$4,000	$–	$(761)	$3,239
Net loss	–	–	–	(1,815)	(1,815)
Balances as of October 31, 2023	4,000,000	4,000	–	(2,576)	1,424
Shares issued at $0.02	1,861,000	1,861	35,359	–	37,220
Net loss	–	–	–	(1,387)	(1,387)
Balances as of January 31, 2024	5,861,000	5,861	35,359	(3,962)	37,257
Shares issued at $0.02	1,245,000	1,245	23,655	–	24,900
Net loss	–	–	–	(16,223)	(16,223)
Balances as of April 30, 2024	7,106,000	$7,106	$59,014	$(20,186)	$45,934

Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	$42,387
Net loss	–	–	–	(3,556)	(3,556)
Balances as of October 31, 2024	7,106,000	7,106	59,014	(27,289)	38,831
Net loss	–	–	–	(4,174)	(4,174)
Balances as of January 31, 2025	7,106,000	7,106	59,014	(31,463)	34,657
Net loss	–	–	–	(23,484)	(23,484)
Balances as of April 30, 2025	7,106,000	$7,106	$59,014	$(54,947)	$11,173

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

	NINE MONTHS ENDED APRIL 30, 2025	NINE MONTHS ENDED APRIL 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,215)	$(19,425)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	897	565
Changes in assets and liabilities
Accounts payable	(9,652)	10,000
Prepaid sales	(14,500)	13,500
Accounts Receivables	–	(25,000)
Prepaid Expenses	(7,881)	–
Change in contract assets	40,000	–
Net cash (used in) operating activities	(22,351)	(20,360)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	–	(15,978)
Net cash used in investing activities	–	(15,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	–	478
Proceeds from Issuance of Common Stock	–	62,120
Net cash provided by financing activities	–	62,598

Change in cash and equivalents	(22,351)	26,260
Cash and equivalents at beginning of the period	23,043	4,064
Cash and equivalents at end of the period	$692	$30,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The Company develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

On April 22, 2025, the Company experienced a change in control. Mr. Deniss Volkovs, the Company’s majority shareholder, entered into a Stock Purchase Agreement with Mr. Bong Dennis for the sale of 4,000,000 shares of common stock. Following this transaction, Mr. Volkovs and Director Alexandr Chiciuc resigned from their respective positions. Mr. Bong Dennis was appointed as the new President, Chief Executive Officer, and Chief Financial Officer of the Company effective the same day.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 7, 2023) to April 30, 2025 of $54,947. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

In November 2023, the FASB issued ASU 2023-07 to improve segment disclosures by requiring more detailed information about significant segment expenses. The Company is currently evaluating the impact of this standard, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. As of April 30, 2025, the Company operates in a single reportable segment and does not expect this ASU to have a material impact on its financial statements.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2025.

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

Deferred Tax Assets (DTA)

The Company is currently assessing the potential impact of the recent change in control on its deferred tax assets (DTA). While the final determination is ongoing, it is important to note that the Company maintains a full valuation allowance against its DTA. As such, any potential limitation or adjustment resulting from the change in control is not expected to have a material impact on the Company’s financial position at this time.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, ‘Revenue from Contracts with Customers,’ and applies ASC 340, ‘Other Assets and Deferred Costs,’ for the recognition and measurement of contract costs.

Contract Assets (ASC 606)

Under ASC 606, “Revenue from Contracts with Customers,” the company recognizes contract assets when it has transferred goods or services to a customer but has not yet established a right to payment. This typically occurs in the following scenarios:

•	Performance Obligations: Contract assets arise when the company fulfills its performance obligations under a contract before invoicing the customer.

•	Measurement: Contract assets are measured at the amount of consideration the company expects to receive in exchange for those goods or services.

Contract Costs (ASC 340)

Under ASC 340, “Other Assets and Deferred Costs,” the company recognizes costs that are incurred to obtain or fulfill a contract, which are capitalized as contract costs. These costs are amortized over the expected life of the contract and are evaluated for impairment.

•	Recognition of Costs: Costs that relate directly to a contract and are expected to be recovered are recognized as contract costs.

•	Amortization: The amortization of contract costs is based on the pattern of transfer of the goods or services to the customer.

For the nine months period ended April 30, 2025, substantially all revenues were from one customer. The Company recognizes revenue for three distinct service categories:

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

In accordance with ASC 985, “Software — Costs of Software to Be Sold, Leased, or Marketed,” the Company capitalizes certain costs incurred in the software development phase after technological feasibility is established and before the product is available for general release to customers. The amortization commences when the product is available for general release and is recorded over the product’s estimated useful life using the straight-line method. The estimated useful life reflects the period over which the software product is expected to provide economic benefits to the Company. The Company evaluates the remaining useful lives of these intangible assets on an annual basis to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. If such events or changes in circumstances occur, the amortization period is adjusted accordingly.

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

Since March 7, 2023 (Inception) through April 30, 2025, the Company’s sole officer and director loaned the Company $1,303 to pay for incorporation costs. As of April 30, 2025, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured. On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to our sole officer and director in consideration of $4,000.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of April 30, 2025, the Company had 7,106,000 shares issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to April 30, 2025, the Company’s former Chief Executive Officer, Mr. Deniss Volkovs, formally forgave and released the Company from its outstanding related party payable in the amount of $1,303. The forgiveness will be recorded as a capital contribution in the subsequent period.

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

Following the change in control on April 22, 2025, new management has not announced any changes to the Company’s business strategy. As of the date of this filing, the Company intends to continue operating within the mobile application and software development consulting space as previously described. Management will continue to evaluate its strategic direction and will disclose any material changes in future filings.

RESULTS OF OPERATION

As of April 30, 2025, we had an accumulated deficit of $54,947. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended April 30, 2025

Revenue

During the three-month period ended April 30, 2025, the Company had $0 in revenue compared to $53,000 during the three-month period ended April 30, 2024.

Operating Expenses

During the three-month period ended April 30, 2025, we incurred total operating expenses of $23,484 compared to $69,223 during the three-month period ended April 30, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended April 30, 2025 was $23,484 compared to $16,623 during the three-month period ended April 30, 2024.

Nine Month Period Ended April 30, 2025

Revenue

During the nine-month period ended April 30, 2025, the Company had $94,500 in revenue compared to $78,000 during the nine-month period ended April 30, 2024.

Operating Expenses

During the nine-month period ended April 30, 2025, we incurred total operating expenses of $125,715 compared to $97,425 during the nine-month period ended April 30, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine-month period ended April 30, 2025 was $31,215 compared to $19,425 during the nine-month period ended April 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2025 our total assets were $12,824 compared to $68,190 in total assets at July 31, 2024. As of April 30, 2025, our total liabilities were $1,651 compared to $25,803 as of July 31, 2024.

Stockholders’ equity was $11,173 as of April 30, 2025 compared to $42,387 as of July 31, 2024.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2025, net cash from operating activities was $22,351, consisting of net loss of $31,215, amortization expenses of $897, decrease in accounts payable of $9,652, decrease in prepaid sales of $14,500, increase in prepaid expenses of $7,881 and change in contract assets $40,000.

For the nine-month period ended April 30, 2024, net cash from operating activities was $20,2360, consisting of net loss of $19,425, amortization expenses of $565, increase in accounts payable of $10,000, increase in prepaid sales of $13,500 and increase in account receivables of 25,000.

Cash Flows from Investing Activities

For the nine-month period ended April 30, 2025, net cash used in investing activities was $0. For the nine-month period ended April 30, 2024, net cash used in investing activities was $15,978.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended April 30, 2025 was $0. Cash flows provided by financing activities during the nine-month period ended April 30, 2024 were $62,598, consisting of $478 loan from related party and $62,120 proceeds from issuance of common stock.

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

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2025 period covered by this report. The recent change in executive management did not have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended April 30, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended April 30, 2025.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GURU APP FACTORY CORP.

Dated: July 15, 2025	By:	/s/ Bong Dennis
Bong Dennis, President and Chief Executive Officer and Chief Financial Officer

