Form 10-K
period 2025-07-31
Guru App Factory Corp
filed 2025-11-14
CIK 1989788

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549he

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JULY 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 14, 2025, the registrant had 7,106,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2025.

i

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean GURU APP FACTORY CORP. unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third-party service providers. Our primary third-party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2025.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 14, 2025, the 7,106,000 issued and outstanding shares of common stock were held by a total of 55 shareholders of record.

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

In the Notes to the Audited Financial Statements, specifically on page F-8, the Company provides detailed disclosures regarding its revenue recognition policy.

RESULTS OF OPERATION

As of July 31, 2025, we had an accumulated deficit of $67,423. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended July 31, 2025 compared to year Ended July 31, 2024

Revenue

During the year ended July 31, 2025, the Company had $94,500 in revenue compared to $82,500  during the year ended July 31, 2024. This growth was primarily driven by the launch of our software development and consulting services.

Operating Expenses

During the year ended July 31, 2025, we incurred total operating expenses of $134,289 compared to $105,472 during   the year ended July 31, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. This growth was primarily driven by the increase in website development costs during the year ended July 31,2025.

Net Loss

Our net loss for the year ended July 31, 2025 was $43,690 compared to $22,972 during the year ended July 31, 2024.   The higher net loss was primarily attributable to a proportionately greater increase in operating expenses compared to the increase in revenue for the year ended July 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2025 our total asset was $0 compared to $63,043 in total assets at July 31, 2024. As at July 31, 2025, our total liabilities were $1,303, compared to $25,803 as of July 31, 2024.

Stockholders’ deficit was $1,303 as of July 31, 2025 compared to the stockholders’ equity $42,387 as of July 31, 2024.

Cash Flows from Operating Activities

For the year ended July 31, 2025, net cash from used in operating activities was $23,043, consisting of net loss of $43,690, amortization expenses of $897, decrease in accounts payable of $10,000 and decrease in prepaid sales of $14,500.

For the year ended July 31, 2024, net cash from used in operating activities was $37,641, consisting of net loss of $22,972, amortization expenses of $831, increase in accounts payable of $10,000 and increase in prepaid sales of $14,500.

Cash Flows from Investing Activities

For the year ended July 31, 2025, net cash used in investing activities was $0.

For the year ended July 31, 2024, net cash used in investing activities was $5,978.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended July 31, 2025 was $0.

Cash flows provided by financing activities during the year ended July 31, 2024 were $62,598, consisting of $478 loan from related party and $62,120 proceeds from issuance of common stock.

Going concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

As of July 31, 2025, the Company had no cash, and had a working capital deficit of $1,303 and an accumulated deficit of $67,423. For the fiscal year ended July 31, 2025, the Company incurred a net loss of $43,690 and negative cash flows from operating activities of $23,043.

The Company’s ability to continue as a going concern is dependent upon its ability to acquire financial support from its major shareholder to meet its minimal operating expenses and seeking third party equity and/or debt financing.

These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity.   In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Guru App Factory Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guru App Factory Corp. (“the Company”) as of July 31, 2025, and the related statements of operations, changes in stockholders’ (deficit) equity, and cash flows, for the year ended July 31, 2025 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025, and the results of its operations and its cash flows for the year ended July 31, 2025 in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of July 31, 2025, the Company had no cash, and had a working capital deficit of $1,303 and an accumulated deficit of $67,423. For the fiscal year ended July 31, 2025, the Company incurred a net loss of $43,690 and negative cash flows from operating activities of $23,043. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Enrome LLP We have served as the Company’s auditor since 2025 Singapore
November 14, 2025

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

Explanatory Paragraph – Going Concern

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

GURU APP FACTORY CORP.

BALANCE SHEETS

Audited

	JULY 31, 2025	JULY 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$–	$23,043
Contract Assets	–	40,000
Total current Assets	–	63,043
Non-Current Asset
Computer software	–	5,147
Total non-current asset	–	5,147
TOTAL ASSETS	$–	$68,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$1,303	$1,303
Accounts payable	–	10,000
Prepaid sales	–	14,500
Total current liabilities	1,303	25,803
Total Liabilities	1,303	25,803

Commitments and contingencies

Stockholders’ (Deficit) Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 and 7,106,000 shares issued and outstanding as of July 31, 2025 and 2024	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(67,423)	(23,733)
Total Stockholders’ (Deficit) Equity	(1,303)	42,387
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$–	$68,190

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

Audited

	FOR THE YEAR ENDED JULY 31, 2025	FOR THE YEAR ENDED JULY 31, 2024
Revenue	$94,500	$82,500

OPERATING EXPENSES
Development expenses	70,000	52,000
General and administrative expenses	64,289	53,472
Total operating expenses	134,289	105,472

Other expenses, net	(3,901)	–

Loss before provision for income taxes	(43,690)	(22,972)
Provision for income taxes	–	–
Net loss	$(43,690)	$(22,972)

Loss per common share: Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,106,000	5,642,309

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED July 31, 2024 And July 31, 2025

Audited

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances as of July 31, 2023	4,000,000	$4,000	$–	$(761)	$3,239
Shares issued at $0.02	3,106,000	3,106	59,014	–	62,120
Net loss	–	–	–	(22,972)	(22,972)
Balances as of July 31, 2024	7,106,000	7,106	59,014	(23,733)	42,387
Net loss	–	–	–	(43,690)	(43,690)
Balances as of July 31, 2025	7,106,000	$7,106	$59,014	$(67,423)	$(1,303)

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

Audited

	FOR THE YEAR ENDED JULY 31, 2025	FOR THE YEAR ENDED JULY 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,690)	$(22,972)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	897	831
Changes in assets and liabilities
Accounts payable	(10,000)	10,000
Prepaid sales	(14,500)	14,500
Loss on Disposal of Intangible Assets	4,250	–
Change in contract assets	40,000	(40,000)
Net cash used in operating activities	(23,043)	(37,641)

CASH FLOWS USED IN INVESTING ACTIVITY
Computer Software	–	(5,978)
Net cash used in investing activity	–	(5,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	–	478
Proceeds from Issuance of Common Stock	–	62,120
Net cash provided by financing activities	–	62,598

Change in cash and equivalents	(23,043)	18,979
Cash and equivalents at beginning of the period	23,043	4,064
Cash and equivalents at end of the period	$–	$23,043

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of July 31, 2025, the Company had no cash, and had a working capital deficit of $1,303 and an accumulated deficit of $67,423. For the fiscal year ended July 31, 2025, the Company incurred a net loss of $43,690 and negative cash flows from operating activities of $23,043. These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to acquire financial support from its major shareholder to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2025.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers,” and applies ASC 340, “Other Assets and Deferred Costs,” for the recognition and measurement of contract costs.

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

All of the Company’s revenue for the year ended July 31, 2025 was generated from two customers.

Contract Balances

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

Contract assets are transferred to accounts receivable when the right to payment becomes unconditional, generally upon billing the customer in accordance with the terms of the contract.

When billings or payments are received from customers before the related revenue is recognized, the Company records a contract liability.

Contract assets and contract liabilities are presented on a contract-by-contract basis in the balance sheet.

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

Accounts Receivable

Accounts receivable are composed of trade receivables and contract receivables recorded at either the invoiced amount or costs in excess of billings, are expected to be collected within one year, and do not bear interest.

Allowance for Credit Losses— Accounts Receivables and Contract Assets

We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of July 31, 2024, the Company’s contract assets were not impaired.

Intangible assets

Intangible assets with finite lives, comprising computer software  , are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 5   years using the straight-line method. We evaluate the useful lives of our intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. The carrying values of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The balances of our intangible assets as of July 31, 2024 was $5,147.

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

As of July 31, 2025, the outstanding amount of Company’s sole officer and director loaned to the Company was $1,303. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – CONTRACT BALANCES

	2025	2024
Contract assets	$–	$40,000
Contract liabilities - Prepaid sales	–	10,000

During the year ended July 31, 2025, contract assets decreased by $40,000 due to invoicing of previously recognized revenue and the resulting reclassification of those amounts to accounts receivable, which were subsequently collected during the year.

Revenues recognized during fiscal year 2025 that were included in prepaid sales as of July 31, 2024 were $10,000.

There were no credit losses recognized on contract assets during fiscal year 2024.

We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

NOTE 6 – INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the period ended July 31, 2025 and 2024 is as follows:

	2025	2024
Tax benefit at U.S. statutory rate	$(9,175)	$(4,824)
Change in valuation allowance	9,175	4,824
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at July 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating loss	$9,175	$4,824
Valuation allowance	$(9,175)	$(4,824)

The Company has approximately $66,660 of net operating losses (“NOL”) carried forward to offset taxable income, if any. These NOLs expire in varying amounts between fiscal years 2024 and 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management concluded that it is more likely than not that the deferred tax assets will not be realized, based on the Company’s cumulative losses since inception, the absence of a demonstrated history of taxable income, and the insufficient positive evidence to support the realization of deferred tax assets within the carryforward period. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all reporting periods presented.

NOTE 7 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of July 31, 2025 and 2024, the Company had 7,106,000 shares issued and outstanding.

NOTE 8. SEGMENT INFORMATION

During year ended July 31, 2025 and 2024, the Company has only one operating product segment and one geographic segment.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2025 to November 14, 2025 the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended July 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

8

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Bong Dennis JL P Diponegoro No. 11, 003/002, Pasiran, Singkawang Barat, West Kalimantan, Indonesia	37	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Mr. Dennis has over 17 years of experience in the IT and software industry, with a focus on software development, software solutions, and emerging technologies. From 2019 to 2024, he served as Development Director at Techbros Group in Jakarta, focusing on workflow efficiency, telecom product and consulting development, and client support services. Prior to that, he was a Senior Manager at Smartek Sistem from 2015 to 2019, where he led efforts to implement efficient technology solutions to transform and digitize clients’ business processes. From 2007 to 2015, he worked at Telkom Indonesia, initially as a Developer and later as a Senior Developer, contributing to the development of billing systems and introducing best practices that reduced deployment times. Mr. Dennis holds a bachelor’s degree in computer science from the University of Indonesia, earned in 2007.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we only have a small amount of operations  , at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

INSIDER TRADING POLICY

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended July 31, 2025 and July 31, 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Bong Dennis, President, Chief Executive Officer, and Chief Financial Officer	April 22, 2025 to July 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

For the fiscal years ended July 31, 2025 and 2024, the Company did not pay, and has not accrued, any cash or non-cash compensation to its executive officer for services rendered.

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

9

Change of Control

As of July 31, 2025, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can’t guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Bong Dennis	4,000,000 shares of common stock (direct)	56.29%

The percentages below are based on 7,106,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to Deniss Volkovs, our sole officer and director in consideration of $4,000. Further, Mr. Volkovs has advanced funds to us.

Since March 7, 2023 (Inception) through July 31, 2024, Mr. Volkovs loaned the Company $1,303. As of July 31, 2025 and 2024, the amount outstanding was $1,303. The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended July 31, 2025, we incurred approximately $24,000 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2024 and review of our interim financial statements for the quarters ended October 31, 2024, January 31, 2025 and April 30, 2025.

July 31, 2025
Audit Fees	$24,000
Audit Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$24,000

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

10

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

11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURU APP FACTORY CORP.

Dated: November 14, 2025	By:	/s/ Bong Dennis
Bong Dennis, President, Chief Executive Officer, and Chief Financial Officer

12