Form 10-Q
period 2025-10-31
Guru App Factory Corp
filed 2026-01-13
CIK 1989788

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2025
Common Stock, $0.001	7,106,000

GURU APP FACTORY CORP.

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

GURU APP FACTORY CORP.

BALANCE SHEETS

	OCTOBER 31, 2025 Unaudited	JULY 31, 2025 Audited
ASSETS
Current assets
Accounts receivables	$13,000	$–
Total current assets	13,000	–
TOTAL ASSETS	$13,000	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$18,303	$1,303
Accounts payable	7,500	–
Other payable	9,342	–
Total current liabilities	35,145	1,303
Total Liabilities	35,145	1,303

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 and 7,106,000 shares issued and outstanding as of October 31, 2025 and July 31, 2025	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(88,265)	(67,423)
Total Stockholders’ Deficit	(22,145)	(1,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,000	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED OCTOBER 31, 2025	THREE MONTHS ENDED OCTOBER 31, 2024
Revenue	$13,000	$4,500
Cost of revenue	(7,500)	(2,500)
Gross profit	5,500	2,000

OPERATING EXPENSES
General and administrative expenses	26,342	5,556
Total operating expenses	26,342	5,556

Loss before provision for income taxes	(20,842)	(3,556)
Provision for income taxes	–	–
Net loss	$(20,842)	$(3,556)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,106,000	7,106,000

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS PERIODS ENDED OCTOBER 31, 2025 AND OCTOBER 31, 2024

UNAUDITED

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of July 31, 2023	4,000,000	$4,000	$–	$(761)	$3,239
Net loss	–	–	–	(1,815)	(1,815)
Balances as of October 31, 2023	4,000,000	$4,000	$–	$(2,576)	$1,424

Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	$42,387
Net loss	–	–	–	(3,556)	(3,556)
Balances as of October 31, 2024	7,106,000	$7,106	$59,014	$(27,289)	$38,831

Balances as of July 31, 2025	7,106,000	$7,106	$59,014	$(67,423)	$(1,303)
Net loss	–	–	–	(20,842)	(20,842)
Balances as of October 31, 2025	7,106,000	$7,106	$59,014	$(88,265)	$(22,145)

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

	THREE MONTHS ENDED OCTOBER 31, 2025	THREE MONTHS ENDED OCTOBER 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,842)	$(3,556)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization expense	–	299
Changes in assets and liabilities
Accounts Receivable	(13,000)	–
Accounts payable	7,500	(9,917)
Accrued liabilities and other payables	9,342	–
Prepaid sales	–	35,500
Change in contract assets	–	(20,000)
Net cash (used in) provided by operating activities	(17,000)	2,326

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	17,000	–
Net cash provided by financing activity	17,000	–

Change in cash and equivalents	–	2,326
Cash and equivalents at beginning of the period	–	23,043
Cash and equivalents at end of the period	$–	$25,369

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2025

NOTE 1 - ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The Company develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of October 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of October 31, 2025, the Company had no cash, and had a working capital deficit of $22,145 and an accumulated deficit of $88,265. For the three-month period ended October 31, 2025, the Company incurred a net loss of $20,842 and negative cash flows from operating activities of $17,000. These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2025.

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

All of the Company’s revenue for the three-month period ended October 31, 2025 was generated from one customer.

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

Allowance for Credit Losses— Accounts Receivables

We record client receivables at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of October 31, 2025, the Company’s accounts receivables were not impaired. The accounts receivables balance of $13,000 as of October 31, 2025 was subsequently collected in January 2026.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

As of October 31, 2025, the outstanding amount of Company’s sole officer and director loaned to the Company was $18,303. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the three-month period ended October 31, 2025 and 2024 is as follows:

	2025	2024
Tax benefit at U.S. statutory rate	$(4,377)	$(747)
Change in valuation allowance	4,377	747
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at October 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating loss	$4,377	$747
Valuation allowance	$(4,377)	$(747)

The Company has approximately $87,500 of net operating losses (“NOL”) carried forward to offset taxable income, if any. These NOLs expire in varying amounts between the three-month period ended October 31, 2025 and 2024. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management concluded that it is more likely than not that the deferred tax assets will not be realized, based on the Company’s cumulative losses since inception, the absence of a demonstrated history of taxable income, and the insufficient positive evidence to support the realization of deferred tax assets within the carryforward period. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all reporting periods presented.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of October 31, 2025 and July 31, 2025, the Company had 7,106,000 shares issued and outstanding.

NOTE 7 – SEGMENT INFORMATION

For the quarters ended October 31, 2025 and 2024, the Company operated in one operating and reportable segment. The Company derives all of its revenue from customers located in the United States. The Company does not have any long-lived assets.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “the Company”, mean GURU APP FACTORY CORP. unless otherwise indicated.

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

RESULTS OF OPERATION

As of October 31, 2025, we had an accumulated deficit of $88,265. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended October 31, 2025

Revenue

During the three-month period ended October 31, 2025, the Company had $13,000 in revenue compared to $4,500 during the three-month period ended October 31, 2024. This growth was primarily driven by the launch of our software development.

	For the three months ended October 31,
	2025	%	2024	%	Amount	%
Software development	$13,000	100%	$–	–%	$13,000	100%
Consulting services	–	–%	4,500	100%	(4,500)	(100%	)
Total	$13,000	100%	$4,500	100%	$8,500	188.9%

Cost of revenue

During the three-month period ended October 31, 2025, the Company had $7,500 in cost of revenue compared to $2,500 during the three-month period ended October 31, 2024. The increase in cost of revenue primarily stemmed from costs related to the launch of our software development costs.

Operating Expenses

During the three-month period ended October 31, 2025, we incurred total operating expenses of $26,342 compared to $5,556 during the three-month period ended October 31, 2024. Operating expenses incurred generally related to general and administrative and professional fee expenses, such as legal and accounting. The increase in operating expenses was primarily driven by legal and auditor fees during the three-month period ended October 31,2025.

Net Loss

Our net loss for the three-month period ended October 31, 2025 was $20,842 compared to $3,556 during the three-month period ended October 31, 2024.   The higher net loss was primarily attributable to a proportionately greater increase in operating expenses compared to the increase in revenue. The increase in operating expenses for the three-month period ended October 31, 2025 was primarily driven by higher legal and audit fees.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2025 our total asset was $13,000 compared to $0 in total assets at July 31, 2025. As of October 31, 2025, our total liabilities were $35,145, compared to $1,303 as of July 31, 2025.

Stockholders’ deficit was $22,145 as of October 31, 2025 compared to the stockholders’ equity $1,303 as of July 31, 2025.

Cash Flows from Operating Activities

For the three-month period ended October 31, 2025, net cash from used in operating activities was $17,000, consisting of net loss of $20,842, increase in accounts receivable of $13,000, increase in accounts payable of $7,500 and increase in other payables of $9,342.

For the three-month period ended October 31, 2024, net cash from operating activities was $2,326, consisting of net loss of $3,556, amortization expenses of $299, decrease in accounts payable of $9,917, increase in prepaid sales of $35,500 and change in contract assets $20,000.

Cash Flows from Financing Activity

Cash flows provided by financing activity during the three-month period ended October 31, 2025 was $17,000, consisting of advances from related party of $17,000

Cash flows provided by financing activity during the three-month period ended October 31, 2024 was $0.

Going concern

The Company’s financial statements as of October 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of October 31, 2025, the Company had no cash, and had a working capital deficit of $22,145 and an accumulated deficit of $88,265. For the three-month period ended October 31, 2025, the Company incurred a net loss of $20,842 and negative cash flows from operating activities of $17,000. These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this quarterly report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next three months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2025 period covered by this report. The recent change in executive management did not have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended October 31, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended October 31, 2025.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

During the quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GURU APP FACTORY CORP.

Dated: January 13, 2026	By:	/s/ Bong Dennis
Bong Dennis,
President and Chief Executive Officer and Chief Financial Officer

