Form 10-Q
period 2026-01-31
Guru App Factory Corp
filed 2026-03-17
CIK 1989788

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2026
Common Stock, $0.001	7,106,000

GURU APP FACTORY CORP.

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

GURU APP FACTORY CORP.

BALANCE SHEETS

	JANUARY 31, 2026 Unaudited	JULY 31, 2025 Audited
ASSETS
Current assets
Cash and cash equivalents	$1,000	$–
Accounts receivable	8,000	–
Total current assets	9,000	–
TOTAL ASSETS	$9,000	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$31,481	$1,303
Accounts payable	4,500	–
Accrued liabilities and other payables	5,500	–
Total current liabilities	41,481	1,303
Total Liabilities	41,481	1,303

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 and 7,106,000 shares issued and outstanding as of January 31, 2026 and July 31, 2025	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(98,601)	(67,423)
Total Stockholders’ Deficit	(32,481)	(1,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,000	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED JANUARY 31, 2026	THREE MONTHS ENDED JANUARY 31, 2025	SIX MONTHS ENDED JANUARY 31, 2026	SIX MONTHS ENDED JANUARY 31, 2025
Revenue	$–	$90,000	$26,000	$94,500
Cost of revenue	–	(70,000)	(15,000)	(70,000)
Gross profit	–	20,000	11,000	24,500

OPERATING EXPENSES
General and administrative expenses	–	24,174	42,178	32,230
Total operating expenses	–	24,174	42,178	32,230

Loss before provision for income taxes	–	(4,174)	(31,178)	(7,730)
Provision for income taxes	–	–	–	–
Net loss	$–	$(4,174)	$(31,178)	$(7,730)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,106,000	7,106,000	7,106,000	7,106,000

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS PERIODS ENDED JANUARY 31, 2026 AND JANUARY 31, 2025

UNAUDITED

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	$42,387
Net loss	–	–	–	(7,730)	(7,730)
Balances as of January 31, 2025	7,106,000	$7,106	$59,014	$(31,463)	$34,657

Balances as of July 31, 2025	7,106,000	$7,106	$59,014	$(67,423)	$(1,303)
Net loss	–	–	–	(31,178)	(31,178)
Balances as of January 31, 2026	7,106,000	$7,106	$59,014	$(98,601)	$(32,481)

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

	SIX MONTHS ENDED JANUARY 31, 2026	SIX MONTHS ENDED JANUARY 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,178)	$(7,730)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization expense	–	598
Changes in assets and liabilities
Accounts receivable	(8,000)	(20,000)
Accounts payable	4,500	(10,000)
Accrued liabilities and other payables	5,500	(11,782)
Prepaid sales	–	(9,500)
Change in contract assets	–	40,000
Net cash used in operating activities	(29,178)	(18,414)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	30,178	–
Net cash provided by financing activity	30,178	–

Change in cash and equivalents	1,000	(18,414)
Cash and equivalents at beginning of the period	–	23,043
Cash and equivalents at end of the period	$1,000	$4,629

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The Company develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of January 31, 2026, the Company had a working capital deficit of $32,481 and an accumulated deficit of $98,601. For the six-month period ended January 31, 2026, the Company incurred a net loss of $31,178 and negative cash flows from operating activities of $29,178. These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to acquire financial support from its major shareholder to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2024 Annual Report on Form 10-K. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheet at July 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and six months ended January 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies. Unless otherwise discussed, the Company believes that recently issued accounting standards that are not yet effective will not have a material impact on its financial position, results of operations or cash flows upon adoption.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Management believes that there are no critical accounting estimates in these condensed consolidated financial statements.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2026.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other payables and advances from related party approximate their fair values because of the short maturity of these instruments.

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

All of the Company’s revenue for the six-month period ended January 31, 2026 was generated from one customer.

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

Accounts Receivable

Accounts receivable are composed of trade receivables recorded at either the invoiced amount or costs in excess of billings, are expected to be collected within one year, and do not bear interest.

Allowance for Credit Losses— Accounts Receivables

We record client receivables at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of January 31, 2026, the Company’s accounts receivables were not impaired. The accounts receivables balance of $8,000 as of January 31, 2026 was subsequently collected in February 2026.

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

As of January 31, 2026, the outstanding amount of Company’s sole officer and director loaned to the Company was $31,481. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the six-month period ended January 31, 2026 and 2025 is as follows:

	2026	2025
Tax benefit at U.S. statutory rate	$(6,547)	$(1,623)
Change in valuation allowance	6,547	1,623
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at January 31, 2026 and 2025 are as follows:

	2026	2025
Deferred tax assets:
Net operating loss	$6,547	$1,623
Valuation allowance	$(6,547)	$(1,623)

The Company has approximately $97,863 of net operating losses (“NOL”) carried forward to offset taxable income, if any. These NOLs expire in varying amounts between the six-month period ended January 31, 2026 and 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management concluded that it is more likely than not that the deferred tax assets will not be realized, based on the Company’s cumulative losses since inception, the absence of a demonstrated history of taxable income, and the insufficient positive evidence to support the realization of deferred tax assets within the carryforward period. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all reporting periods presented.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of January 31, 2026 and July 31, 2025, the Company had 7,106,000 shares issued and outstanding.

NOTE 7 – SEGMENT INFORMATION

For the six-month period ended January 31, 2026 and 2025, the Company operated in one operating and reportable segment. The Company derives all of its revenue from a customer located in Hong Kong. The Company does not have any long-lived assets.

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

RESULTS OF OPERATION

As of January 31, 2026, we had an accumulated deficit of $98,601. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We plan to raise additional capital through, among other things, the sale of equity.

Six Months Period Ended January 31, 2026

Revenue

During the six-month period ended January 31, 2026, the Company generated revenue of $26,000 compared to $94,500 during the six-month period ended January 31, 2025. The decrease was primarily due to there has a large software development order during the six-month period ended January 31,2025 that did not recur during the six-month period ended January 31, 2025.

	For the six months ended January 31,
	2026	%	2025	%	Amount	%
Software development	$26,000	100%	$90,000	95%	$(64,000)	100%
Consulting services	–	–%	4,500	5%	(4,500)	(100%	)
Total	$26,000	100%	$94,500	100%	$8,500	188.9%

Cost of revenue

During the six-month period ended January 31, 2026, the Company had $15,000 in cost of revenue compared to $70,000 during the six-month period ended January 31, 2025. The decrease in cost of revenue as a result of lower software development revenue during the period..

Operating Expenses

During the six-month period ended January 31, 2026, we incurred total operating expenses of $ 42,178 compared to $32,230 during the six-month period ended January 31, 2025. Operating expenses incurred generally related to general and administrative and professional fee expenses, such as legal and accounting. The increase in operating expenses was primarily driven by consultation fee, legal fee  during the six-month period ended January 31,2026.

Net Loss

Our net loss for the six-month period ended January 31, 2026 was $31,178 compared to $7,730 during the six-month period ended January 31, 2025. The higher net loss was primarily attributable to a decrease in revenue coupled with an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2026 our total asset was $9,000 compared to $0 in total assets at July 31, 2025. As of January 31, 2026, our total liabilities were $41,481, compared to $1,303 as of July 31, 2025.

Stockholders’ deficit was $32,481 as of January 31, 2026 compared to the stockholders’ equity $1,303 as of July 31, 2025.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2026, net cash used in operating activities was $29,178, consisting of net loss of $31,178, increase in accounts receivable of $8,000, increase in accounts payable of $4,500 and increase in accrued liabilities other payables of $5,500.

For the six-month period ended January 31, 2025, net cash used in   operating activities was $18,414, consisting of net loss of $7,730, amortization expenses of $598, decrease in accounts payable of $10,000, increase in accounts receivables of $20,000, decrease in prepaid sales of $9,500, increase in accrued liabilities and other payables   of $11,782 and change in contract assets $40,000.

Cash Flows from Financing Activity

Cash flows provided by financing activity during the six-month period ended January 31, 2026 was $30,178 consisting of advances from related party of $30,178.

Cash flows provided by financing activity during the six-month period ended January 31, 2025 was $0.

Going concern

The accompanying financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of January 31, 2026, the Company had a working capital deficit of $32,481 and an accumulated deficit of $98,601. For the six-month period ended January 31, 2026, the Company incurred a net loss of $31,178 and negative cash flows from operating activities of $29,178. These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to acquire financial support from its major shareholder to meet its minimal operating expenses and obtain external funding through private placements.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2026 period covered by this report. The recent change in executive management did not have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended January 31, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended January 31, 2026.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

During the quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GURU APP FACTORY CORP.

Dated: March 17, 2026	By:	/s/ Bong Dennis
Bong Dennis,
President and Chief Executive Officer and Chief Financial Officer

