Form 10-Q
period 2026-04-30
Guru App Factory Corp
filed 2026-06-30
CIK 1989788

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2026
Common Stock, $0.001	7,106,000

GURU APP FACTORY CORP.

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

GURU APP FACTORY CORP.

BALANCE SHEETS

	APRIL 30, 2026 Unaudited	JULY 31, 2025 Audited
ASSETS
Current assets
Cash and cash equivalents	$3,500	$–
Accounts receivable	8,000	–
Total current assets	11,500	–
TOTAL ASSETS	$11,500	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Advances from related party	$28,481	$1,303
Accounts payable	4,500	–
Accrued liabilities and other payables	15,044	–
Total current liabilities	48,025	1,303
Total Liabilities	48,025	1,303

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 and 7,106,000 shares issued and outstanding as of April 30, 2026 and July 31, 2025	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(102,645)	(67,423)
Total Stockholders’ Deficit	(36,525)	(1,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,500	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED APRIL 30, 2026	THREE MONTHS ENDED APRIL 30, 2025	NINE MONTHS ENDED APRIL 30, 2026	NINE MONTHS ENDED APRIL 30, 2025
Revenue	$13,000	$–	$39,000	$94,500
Cost of revenue	(7,500)	–	(22,500)	(70,000)
Gross profit	5,500	–	16,500	24,500

OPERATING EXPENSES
General and administrative expenses	9,544	23,484	51,722	55,715
Total operating expenses	9,544	23,484	51,722	55,715

Loss before provision for income taxes	(4,044)	(23,484)	(35,222)	(31,215)
Provision for income taxes	–	–	–	–
Net loss	$(4,044)	$(23,484)	$(35,222)	$(31,215)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,106,000	7,106,000	7,106,000	7,106,000

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS PERIODS ENDED APRIL 30, 2026 AND APRIL 30, 2025

UNAUDITED

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	$42,387
Net loss	–	–	–	(31,215)	(31,215)
Balances as of April 30, 2025	7,106,000	$7,106	$59,014	$(54,948)	$11,172

Balances as of July 31, 2025	7,106,000	$7,106	$59,014	$(67,423)	$(1,303)
Net loss	–	–	–	(35,222)	(35,222)
Balances as of April 30, 2026	7,106,000	$7,106	$59,014	$(102,645)	$(36,525)

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

UNAUDITED

	NINE MONTHS ENDED APRIL 30, 2026	NINE MONTHS ENDED APRIL 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,222)	$(31,215)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization expense	–	897
Changes in assets and liabilities
Accounts receivable	(8,000)	–
Accounts payable	4,500	(9,652)
Accrued liabilities and other payables	15,044	(7,881)
Prepaid sales	–	(14,500)
Change in contract assets	–	40,000
Net cash used in operating activities	(23,678)	(22,351)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	27,178	–
Net cash provided by financing activity	27,178	–

Change in cash and equivalents	3,500	(22,351)
Cash and equivalents at beginning of the period	–	23,043
Cash and equivalents at end of the period	$3,500	$692

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2026

NOTE 1 - ORGANIZATION AND BUSINESS

GURU APP FACTORY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 7, 2023. The Company develops mobile applications and provides software development services.

The Company has adopted a July 31 fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of April 30, 2026, the Company had a working capital deficit of $36,525 and an accumulated deficit of $102,645. For the nine-month period ended April 30, 2026, the Company incurred a net loss of $35,222 and negative cash flows from operating activities of $23,678. These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to acquire financial support from its major shareholder who is also sole officer and director to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, there can be no assurance that such plans will be effectively implemented or will mitigate the conditions and events giving rise to the substantial doubt. Accordingly, substantial doubt about the Company's ability to continue as a going concern continues to exist. These unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for quarter financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements, including the notes thereto included in our 2025 Annual Report on Form 10-K. The unaudited financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited financial statements. The unaudited balance sheet at July 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The operating results for the quarter and nine months ended April 30, 2026 are not necessarily indicative of the results expected for the full year ending July 31, 2026.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2026.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other payables and advances from related party approximate their fair values because of the short maturity of these instruments.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carried forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

The Company recognizes revenue for two distinct service categories:

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

All of the Company’s revenue for the nine-month period ended April 30, 2026 was generated from one customer.

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

Accounts Receivables

Accounts receivables are recorded at the invoiced amount and presented net of an allowance for credit losses. The allowance reflects management’s estimate of expected credit losses based on historical collection experience, aging of receivables, customer-specific factors, and current and forecasted economic conditions.

Allowance for Credit Losses — Accounts Receivables

We record client receivables at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of April 30, 2026, the Company’s accounts receivables were not impaired. The accounts receivables balance of $8,000 as of April 30, 2026 was subsequently collected in April 2026.

Earnings per Share

The company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company. Basic and diluted loss per common share is the same for all periods presented because the Company had no potentially dilutive securities outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by the officers, directors, or shareholders. Advances from related party, the Company’s sole officer and director, are intended to provide temporary working capital support to the Company. The advances are unsecured, non-interest bearing, and have not been formalized through a promissory notes or other written loan agreement.

As of April 30, 2026, the outstanding amount of Company’s sole officer and director loaned to the Company was $28,481. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the nine-month period ended April 30, 2026 and 2025 is as follows:

	2026	2025
Tax benefit at U.S. statutory rate	$(7,397)	$(6,555)
Change in valuation allowance	7,397	6,555
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2026 and 2025 are as follows:

	2026	2025
Deferred tax assets:
Net operating loss	$7,397	$6,555
Valuation allowance	$(7,397)	$(6,555)

The Company has approximately $101,907 of net operating losses (“NOL”) carried forward to offset taxable income, if any. These NOLs expire in varying amounts between the nine-month period ended April 30, 2026 and 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management concluded that it is more likely than not that the deferred tax assets will not be realized, based on the Company’s cumulative losses since inception, the absence of a demonstrated history of taxable income, and the insufficient positive evidence to support the realization of deferred tax assets within the carryforward period. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all reporting periods presented.

NOTE 6 - CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of April 30, 2026 and July 31, 2025, the Company had 7,106,000 and 7,106,000 shares issued and outstanding.

NOTE 7 - SEGMENT INFORMATION

For the nine-month period ended April 30, 2026 and 2025, the Company operated in one operating and reportable segment. The Company derives all of its revenue from customers located in the United States. The Company does not have any long-lived assets.

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

RESULTS OF OPERATION

As of April 30, 2026, we had an accumulated deficit of $102,645. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Months Period Ended April 30, 2026

Revenue

During the nine-month period ended April 30, 2026, the Company had $39,000 in revenue compared to $94,500 during the nine-month period ended April 30, 2025. This decline was primarily due to a large software development order during the nine-month period ended April 30,2025 that did not recur during the nine-month period ended April 30, 2025.

	For the nine months ended April 30,
	2026	%	2025	%	Fluctuation Amount	Fluctuation %
Software development	$39,000	100%	$90,000	95%	$(51,000)	(57%	)
Consulting services	–	–%	4,500	5%	(4,500)	(100%	)
Total	$39,000	100%	$94,500	100%	$55,500	(59%	)

Cost of revenue

During the nine-month period ended April 30, 2026, the Company had $22,500 in cost of revenue compared to $70,000 during the nine-month period ended April 30, 2025. Cost of revenue decreased primarily as a result of lower software development revenue during the current period.

Operating Expenses

During the nine-month period ended April 30, 2026, we incurred total operating expenses of $51,722 compared to $55,715 during the nine-month period ended April 30, 2025. Operating expenses incurred generally related to general and administrative and professional fee expenses, such as legal and accounting. The composition of operating expenses remained substantially consistent between the nine-month period ended April 30, 2026 and nine-month period ended April 30, 2025.

Net Loss

Our net loss for the nine-month period ended April 30, 2026 was $35,222 compared to $31,215 during the nine-month period ended April 30, 2025. The net loss for the current period was primarily attributable to the Company's revenue not being sufficient to offset its cost of revenue and operating expense.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2026 our total asset was $11,500 compared to $0 in total assets at July 31, 2025. As of April 30, 2026, our total liabilities were $48,025, compared to $1,303 as of July 31, 2025.

Stockholders’ deficit was $36,525 as of April 30, 2026 compared to the stockholders’ deficit $1,303 as of July 31, 2025.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2026, net cash used in operating activities was $23,678, consisting of net loss of $35,222, increase in accounts receivable of $8,000, increase in accounts payable of $4,500 and increase in other payables of $15,044.

For the nine-month period ended April 30, 2025, net cash used in operating activities was $22,351, consisting of net loss of $31,215, amortization expense of $897, decrease in accounts payable of $9,652, increase in prepaid expenses of $7,881, decrease in prepaid sales of $14,500, and change in contract assets $40,000.

Cash Flows from Financing Activity

Cash flows provided by financing activity during the nine-month period ended April 30, 2026 was $27,178, consisting of advances from related party of $27,178.

Cash flows provided by financing activity during the nine-month period ended April 30, 2025 was $0.

Going concern

The accompanying financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of April 30, 2026, the Company had a working capital deficit of $36,525 and an accumulated deficit of $102,645. For the nine-month period ended April 30, 2026, the Company incurred a net loss of $35,222 and negative cash flows from operating activities of $23,678. These factors raise substantial doubt about the ability of the company to continue as a going concern for a period of one year after the date that these financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to acquire financial support from its major shareholder who is also sole officer and director to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, there can be no assurance that such plans will be effectively implemented or will mitigate the conditions and events giving rise to the substantial doubt. Accordingly, substantial doubt about the Company's ability to continue as a going concern continues to exist. These unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2026 period covered by this report. The recent change in executive management did not have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended April 30, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended April 30, 2026.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GURU APP FACTORY CORP.

Dated: June 30, 2026	By:	/s/ Bong Dennis
Bong Dennis,
President and Chief Executive Officer and Chief Financial Officer

