Form 10-K
period 2026-07-31
Guru App Factory Corp
filed 2026-11-13
CIK 1989788

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2026.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2026
Common Stock, $0.001	7,106,000

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

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2026.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 13, 2026, the 7,106,000 issued and outstanding shares of common stock were held by a total of 56 shareholders of record.

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

RESULTS OF OPERATION

As of July 31, 2026, we had an accumulated deficit of $126,863. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities and through advances or other financial support from our shareholder, who also serves as the Company's sole officer and director.

Year Ended July 31, 2026 compared to year Ended July 31, 2025

Revenue

During the year ended July 31, 2026, the Company had $52,000 in revenue compared to $94,500 during the year ended July 31, 2025. This decline was primarily due to a large software development order during the year ended July 31,2025 that did not recur during the year ended July 31,2026.

Cost of revenue

During the year ended July 31, 2026, the Company had $30,000 in cost of revenue compared to $70,000 during the year ended July 31, 2025. Cost of revenue decreased primarily as a result of lower software development revenue during the current period.

Operating Expenses

During the year ended July 31, 2026, we incurred total operating expenses of $81,440 compared to $64,289 during the year ended July 31, 2025. Operating expenses incurred generally related to general and administrative and professional fee expenses, such as legal and accounting.

Net Loss

Our net loss for the year ended July 31, 2026 was $59,440 compared to $43,690 during the year ended July 31, 2025. The net loss for the current period was primarily attributable to the Company's revenue not being sufficient to offset its cost of revenue and operating expense.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2026 our total asset was $14,000 compared to $0 in total assets at July 31, 2025. As at July 31, 2026, our total liabilities were $74,743, compared to $1,303 as of July 31, 2025.

Stockholders’ deficit was $60,743 as of July 31, 2026 compared to the stockholders’ equity $1,303 as of July 31, 2025.

Cash Flows from Operating Activities

For the year ended July 31, 2026, net cash from used in operating activities was $39,222, consisting of net loss of $59,440, increase in accrued liabilities and other payables of $29,718, increase in accounts payable of $4,500 and increase   in accounts receivable of $8,000.

For the year ended July 31, 2025, net cash from used in operating activities was $23,043, consisting of net loss of $43,690, amortization expenses of $897, decrease in accounts payable of $10,000 and decrease in prepaid sales of $14,500.

Cash Flows from Financing Activities

Cash flows provided by financing activity during the year ended July 31, 2026 was $39,222, consisting of advances from related party of $39,222.

Cash flows provided by financing activities during the year ended July 31, 2025 was $0.

Going concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

As of July 31, 2026, the Company had a working capital deficit of $60,743 and an accumulated deficit of $126,863. For the fiscal year ended July 31, 2026, the Company incurred a net loss of $59,440 and negative cash flows from operating activities of $39,222. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The management of the Company is of the opinion that the use of the going concern basis in the preparation of the Company’s financial statements is appropriate, after taking into consideration the following factors:

•	The related party, who is the major stockholder has undertaken to not demand the repayment of outstanding balance due from the Company as of July 31, 2026 amounting to $40,525 until the Company’s liquid resources permit.
•	The major stockholder who is also the sole officer and director of the Company has undertaken to provide continuing financial support to the Company for working capital purpose for at least 12 months from the date the financial statements are issued.
•	The Company’s plans to seek third party equity and / or debt financing. Management's plans to obtain additional financing are subject to uncertainty, and there can be no assurance that these plans will be successfully implemented.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Guru App Factory Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guru App Factory Corp. (“the Company”) as of July 31, 2026 and 2025, and the related statements of operations, changes in stockholders’ deficit, and cash flows, for the year ended July 31, 2026 and 2025 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for the year ended July 31, 2026 and 2025 in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of July 31, 2026, the Company had a working capital deficit of $60,743 and an accumulated deficit of $126,863. For the fiscal year ended July 31, 2026, the Company incurred a net loss of $59,440 and net cash outflows from operating activities of $39,222. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Enrome LLP

We have served as the Company’s auditor since 2025

Singapore

November 13, 2026

GURU APP FACTORY CORP.

BALANCE SHEETS

	JULY 31, 2026	JULY 31, 2025
ASSETS
Current Assets
Amount due from related party	$6,000	$–
Accounts Receivable	8,000	–
Total current Assets	14,000	–
Non-Current Asset
Computer software	–	–
Total non-current asset	–	–
TOTAL ASSETS	$14,000	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$40,525	$1,303
Accounts payable	4,500	–
Accrued expenses and other current liabilities	29,718	–
Total current liabilities	74,743	1,303
Total Liabilities	74,743	1,303

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,106,000 and 7,106,000 shares issued and outstanding as of July 31, 2026 and 2025	7,106	7,106
Additional paid-in-capital	59,014	59,014
Accumulated deficit	(126,863)	(67,423)
Total Stockholders’ Deficit	(60,743)	(1,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,000	$–

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED JULY 31, 2026	FOR THE YEAR ENDED JULY 31, 2025
Revenue	$52,000	$94,500
Cost of revenue	30,000	70,000
Gross profit	22,000	24,500

OPERATING EXPENSES
General and administrative expenses	81,440	64,289
Total operating expenses	81,440	64,289

Other expenses, net	–	(3,901)

Loss before provision for income taxes	(59,440)	(43,690)
Income tax expenses	–	–
Net loss	$(59,440)	$(43,690)

Loss per common stock:
Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Stock Outstanding:
Basic and Diluted	7,106,000	7,106,000

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED July 31, 2025 And July 31, 2026

Audited

	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances as of July 31, 2024	7,106,000	$7,106	$59,014	$(23,733)	$42,387
Net loss	–	–	–	(43,690)	(43,690)
Balances as of July 31, 2025	7,106,000	7,106	59,014	(67,423)	(1,303)
Net loss	–	–	–	(59,440)	(59,440)
Balances as of July 31, 2026	7,106,000	$7,106	$59,014	$(126,863)	$(60,743)

The accompanying notes are an integral part of these financial statements.

GURU APP FACTORY CORP.

STATEMENTS OF CASH FLOWS

Audited

	FOR THE YEAR ENDED JULY 31, 2026	FOR THE YEAR ENDED JULY 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,440)	$(43,690)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense	–	897
Changes in assets and liabilities
Accounts Receivable	(8,000)	–
Amount due from related party	(6,000)	–
Accounts payable	4,500	(10,000)
Prepaid sales	–	(14,500)
Loss on disposal of intangible assets	–	4,250
Accrued liabilities and other payables	29,718	–
Change in contract assets	–	40,000
Net cash used in operating activities	(39,222)	(23,043)

CASH FLOWS FROM FINANCING ACTIVITY
Advances from related party	39,222	–
Net cash provided by financing activity	39,222	–

Change in cash and equivalents	–	(23,043)
Cash and equivalents at beginning of the year	–	23,043
Cash and equivalents at end of the year	$–	$–

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2026 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of July 31, 2026, the Company had a working capital deficit of $60,743 and an accumulated deficit of $126,863. For the fiscal year ended July 31, 2026, the Company incurred a net loss of $59,440 and net cash outflows from operating activities of $39,222. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The management of the Company is of the opinion that the use of the going concern basis in the preparation of the Company’s financial statements is appropriate, after taking into consideration the following factors:

•	The related party, who is the major stockholder, has undertaken to not demand the repayment of outstanding balance due from the Company as of July 31, 2026 amounting to $40,525 until the Company’s liquid resources permit.
•	The major stockholder who is also the sole officer and director of the Company has undertaken to provide continued financial support to the Company for working capital purpose for at least 12 months from the date the financial statements are issued.
•	The Company will seek third party equity and / or debt financing.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2026.

The respective carrying values of on-balance-sheet financial instruments approximate their fair values due to the short-term maturity of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

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

The Company recognizes revenue for two distinct service categories:

•	Consulting Services: Revenue is recognized at the point in time when consulting services are performed and accepted by the customer, satisfying the performance obligation.
•	Application Development Agreement: Revenue is recognized at a point in time upon the delivery and acceptance of the application by the customer, as the performance obligations (customization and integration) are completed at that time.

All of the Company’s revenue for the year ended July 31, 2026 was generated from one customer.

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

Accounts Receivable

Accounts receivable are composed of trade receivables recorded at either the invoiced amount, are expected to be collected within one year, and do not bear interest.

Allowance for Credit Losses— Accounts Receivables

We record accounts receivable   at their face amounts less and allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of July 31, 2026, no loss allowance is necessary.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2026, the amount due from related party pertains to the collection on behalf from the Company’s major stockholder who is also the sole officer and director of the Company, representing sales proceeds collected by the stockholder on behalf of the Company from a customer. The balance is unsecured, non-interest bearing, and due on demand.

	2026	2025
Amount due from related party	$6,000	$–

As of July 31, 2026, the outstanding amount due to related party pertains to the advance from the Company’s major stockholder who is also the sole officer and director of the Company. The amount due to related party is unsecured, non-interest bearing and repayable on demand.

	2026	2025
Advances from related party	$40,525	$1,303

NOTE 5 – INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the period ended July 31, 2026 and 2025 is as follows:

	2026			2025
	$	%		$	%
Tax benefit at U.S. statutory rate	$(12,482)	21.00%		$(9,175)	21.00%
Change in valuation allowance	12,482	(21.00%	)	9,175	(21.00%	)
	$–	0.00%		$–	0.00%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at July 31, 2026 and 2025 are as follows:

	2026	2025
Deferred tax assets:
Net operating loss	$26,481	$13,999
Valuation allowance	$(26,481)	$(13,999)

The Company has approximately $126,100 of net operating losses (“NOL”) carried forward to offset future taxable income, if any. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management concluded that it is more likely than not that the deferred tax assets will not be realized, based on the Company’s cumulative losses since inception, the absence of a demonstrated history of taxable income, and the insufficient positive evidence to support the realization of deferred tax assets within the carryforward period. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all reporting periods presented.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2023, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000.

For the year ended July 31, 2024, the Company issued 3,106,000 shares of its common stock at $0.02 per share for total proceeds of $62,120.

As of July 31, 2026 and 2025, the Company had 7,106,000 shares issued and outstanding.

NOTE 7. SEGMENT INFORMATION

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. During year ended July 31, 2026 and 2025, the Company has only one operating product segment and one geographic segment in the United States. The following table presents summary information by segment for the year ended July 31, 2026 and 2025, respectively:

	FOR THE YEAR ENDED JULY 31, 2026	FOR THE YEAR ENDED JULY 31, 2025
Revenue	$52,000	$94,500
Cost of revenue	30,000	70,000
Gross profit	22,000	24,500
Professional expenses	78,000	24,350
Depreciation and amortization expense	–	897
Other segment items (i)	3,440	42,943
Segment Net loss	$(59,440)	$(43,690)
(i)	Other segment items include miscellaneous, bank charges and others.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2026 to November 13, 2026 the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended July 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Bong Dennis JL P Diponegoro No. 11, 003/002, Pasiran, Singkawang Barat, West Kalimantan, Indonesia	38	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

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

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we only have a small amount of operations, at the present time, we believe the services of a financial expert are not warranted.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended July 31, 2026 and July 31, 2025:

Summary Compensation Table

Name and Principal Position	Year	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Bong Dennis, President, Chief Executive Officer, and Chief Financial Officer	April 22, 2025 to July 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bong Dennis, President, Chief Executive Officer, and Chief Financial Officer	August 1, 2025 to July 31, 2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-

For the fiscal years ended July 31, 2026 and 2025, the Company did not pay, and has not accrued, any cash or non-cash compensation to its executive officer for services rendered.

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Change of Control

As of July 31, 2026, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 7, 2023, we issued a total of 4,000,000 shares of restricted common stock to Deniss Volkovs, our former sole officer and director in consideration of $4,000. Further, Mr. Volkovs has advanced funds to us.

Since March 7, 2023 (Inception) through July 31, 2024, Mr. Volkovs loaned the Company $1,303. As of July 31, 2026 and 2025, the amount outstanding was $0. The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended July 31, 2026, we incurred approximately $40,000 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2025 and 2026 and review of our interim financial statements for the quarters ended October 31, 2025, January 31, 2026 and April 30, 2026.

July 31, 2026
Audit Fees	$40,000
Audit Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$40,000

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

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURU APP FACTORY CORP.

Dated: November 13, 2026	By:	/s/ Bong Dennis
Bong Dennis President, Chief Executive Officer, and Chief Financial Officer

